Form 10-Q
period 2026-08-31
Jaovi Inc.
filed 2026-09-15
CIK 2144182

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-297338

JAOVI INC.

(Exact name of registrant as specified in its charter)

Wyoming	7372	61-2327958
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Coopemangle Los Delfines Casa 94,

Puerto Cortes de Osa, Puntarenas, 60504, Costa Rica
+1 (307) 655-6510

jaovi.inc@gmail.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Wyoming Registered Agent

30 N Gould St Ste R

Sheridan, WY 82801

+1 (307) 200-2803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2026
Common Stock: $0.0001	2,000,000

Jaovi Inc.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Jaovi Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Jaovi Inc.

Balance Sheets

(Unaudited)

	As of August 31, 2026	As of May 31, 2026
ASSETS

Current Assets
Cash and cash equivalents	$7,682	$1,100
Prepaid Expenses	1,059	–
Total Current Assets	8,741	1,100
Total Intangible Assets, Net	49,399	52,000

Total Assets	$58,140	$53,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party loan	$61,931	$52,931
Accounts payable-related party	14,000	3,500
Deferred Revenue	6,780	–
Total Current Liabilities	82,711	56,431

Total Liabilities	82,711	56,431

Commitments and Contingencies (Note 7)	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Accumulated deficit	(24,771)	(3,531)
Total Stockholders’ Deficit	(24,571)	(3,331)

Total Liabilities and Stockholders’ Deficit	$58,140	$53,100

See accompanying notes, which are an integral part of these financial statements

4

Jaovi Inc.

Statement of Operations

(Unaudited)

For the three months ended August 31, 2026
REVENUES	$420

OPERATING EXPENSES
Amortization	(2,601)
General and Administrative Expenses	(19,059)
TOTAL OPERATING EXPENSES	(21,660)

NET LOSS FROM OPERATIONS	(21,240)

NET LOSS	$(21,240)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000

See accompanying notes, which are an integral part of these financial statements

Jaovi Inc.

Statement of Stockholders’ Deficit

For the three months ended August 31, 2026

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 31, 2026	2,000,000	$200	$–	$(3,531)	$(3,331)
Issuance of common stock	–	–	–	–	–
Net loss for the three months ended August 31, 2026	–	–	–	(21,240)	(21,240)
Balance, August 31, 2026	2,000,000	$200	$–	$(24,771)	$(24,571)

See accompanying notes, which are an integral part of these financial statements

Jaovi Inc.

Statement of Cash Flows

(Unaudited)

For the three months ended August 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,240)
Adjustments to reconcile net loss to net cash provided by operations:
Prepaid Expenses	(1,059)
Accumulated Depreciation	2,601
Accounts payable-related party	10,500
Deferred Revenue	6,780
CASH FLOWS FROM OPERATING ACTIVITIES	(2,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	9,000
CASH FLOWS FROM FINANCING ACTIVITIES	9,000

NET CHANGE IN CASH	6,582

Cash, beginning of period	1,100
Cash, end of period	$7,682

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Jaovi Inc.

Notes to Financial Statements

For the three months ended August 31, 2026

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Jaovi Inc. (“the Company”) is a Wyoming development-stage company that develops and operates a cloud-based project management software platform designed for modern teams and organizations. Our executive and business office is located at Coopemangle Los Delfines Casa 94, Puerto Cortes de Osa, Puntarenas, 60504, Costa Rica, our telephone number is +1(307)6556510 and our email address is jaovi.inc@gmail.com. We maintain our statutory registered agent’s office at 30 N Gould St Ste R Sheridan, WY 82801.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $420 revenues for the three months ended August 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $24,771 on August 31, 2026, a net loss of $21,240 for the three months ended August 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is May 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of August 31, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. As of August 31, 2026 the Company has generated $420 revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Intangible impairment

Intangible impairment policy requires testing assets for value reduction when carrying amounts exceed recoverable amounts. Indefinite-lived intangibles and goodwill are tested annually, while finite-lived assets are tested only if indicators exist. Impairment losses are recognized immediately in income. An impairment loss is recognized if the carrying amount of an intangible asset exceeds its recoverable amount (the higher of fair value less costs of disposal or value in use).

Segment Reporting

The Company has one reportable segment(s) at this time.

Recent Accounting Pronouncements

ASU 2024-03, issued by the FASB in November 2024, requires U.S. public companies to disaggregate specific income statement expenses (such as employee compensation, depreciation, and amortization) in their footnotes. Known as Disaggregation of Income Statement Expenses (DISE), this update aims to increase transparency and requires tabular disclosure, effective for fiscal years beginning after December 15, 2026, including interim periods in 2027.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 350, Intangibles—Goodwill and Other, as the acquired web application was purchased from a third party and is considered an identifiable intangible asset with a finite life. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of August 31, 2026, the Company purchased project management software platform for $52,000, which is being amortized over a 5-year life. There was $2,601 of accumulated amortization as of August 31, 2026.

Note 5 – LOAN FROM DIRECTOR

For the three months ended August 31, 2026 our director Jorge Alberto Oviedo Mora has loaned to the Company $9,000. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $61,931 as of August 31, 2026.

Note 6 – COMMON STOCK

On March 30, 2026, the Company issued 2,000,000 shares of common stock to a director Jorge Alberto Oviedo Mora for cash proceeds of $200 at $0.0001 per share.

As of August 31, 2026, the Company had 2,000,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax as of August 31, 2026 and May 31, 2026 as follows:

	August 31, 2026	May 31, 2026
Federal income tax benefit attributable to:
Current Operations	$24,771	$3,531
Less: valuation allowance	(24,771)	(3,531)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2026	May 31, 2026
Deferred tax asset attributable to:
Net operating loss carryover	$5,202	$742
Less: valuation allowance	(5,202)	(742)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,202 as of August 31, 2026, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD- LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These statements relate to future events or our future financial performance and may be identified by words such as “intends,” “believes,” “anticipates,” “expects,” “estimates,” “may,” “will,” “might,” “could,” “would,” “plans,” “seeks,” “projects,” “targets,” “assumes,” “should,” or similar expressions. These statements reflect our current expectations and beliefs regarding future developments and are based on assumptions that management believes are reasonable. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update or revise these statements, except as required by law.

Forward-looking statements are not guarantees of future performance. They involve significant risks, uncertainties, and assumptions that are difficult to predict. If any of the risks described in this report occur, or if our assumptions prove incorrect, actual results could differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause actual results to differ materially from those anticipated in the forward-looking statements include, among others:

▪	our inability to raise additional capital to support operations and growth;
▪	our inability to successfully develop, market, and maintain our software platform;
▪	our inability to achieve market acceptance or attract and retain users;
▪	competition from existing and new competitors in the software industry;
▪	general economic conditions that may affect investment activity and business spending;
▪	disruptions to our business operations or slower-than-expected growth;
▪	adverse economic or market conditions affecting the technology sector;
▪	changes in financial market conditions or investor perceptions of our Company; and
▪	other risks described elsewhere in this report.

Prospective investors are urged to carefully review and consider all such risks and uncertainties. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this section.

DETAILED DESCRIPTION OF OUR BUSINESS

Jaovi Inc. was incorporated under the laws of the State of Wyoming on January 21, 2026. We are a development-stage company focused on developing and expanding a cloud-based software platform for project management and team collaboration. Our platform is designed to enable organizations to create and manage projects, organize workflows, assign tasks, and collaborate efficiently within teams. The system allows users to establish organizations, invite team members, assign roles and permissions, and manage multiple projects in a centralized environment.

Our principal executive office is located at Coopemangle Los Delfines Casa 94, Puerto Cortes de Osa, Puntarenas, 60504, Costa Rica, and our telephone number is +1 (307) 655-6510. Our registered agent’s office is located at 30 N Gould St Ste R, Sheridan, Wyoming 82801.

As of the date of this report, we have one employee, who is also our sole officer and director, Jorge Alberto Oviedo Mora.

Web-based project management and collaboration platforms play an important role in today’s increasingly digital and distributed work environment. The growth of remote work, global teams, and the need for efficient coordination across organizations has driven demand for tools that enable structured planning, communication, and task management. These platforms allow teams to organize projects, assign responsibilities, track progress, and collaborate in real time regardless of location. By centralizing workflows and providing visibility into tasks and deadlines, project management software helps improve productivity, accountability, and operational efficiency. Many organizations rely on such platforms to streamline internal processes, manage resources, and support decision-making.

For businesses, teams, and independent professionals, project management platforms provide scalable solutions that can adapt to different workflows and organizational structures. As the demand for digital collaboration tools continues to grow, the market for project management software remains highly competitive and rapidly evolving. Jaovi is positioned to leverage these trends by offering a user-friendly, scalable platform that integrates project management, team collaboration, and workflow optimization features designed to support organizations of various sizes and industries.

We are a development-stage company that has generated $420 revenues and has incurred losses since inception. As of August 31, 2026, we had total assets of $58,140 and total liabilities of $82,711.

Jaovi provides a cloud-based software platform designed to support project management, team collaboration, and workflow organization. The platform enables users to create and manage organizations, structure projects, assign tasks, and collaborate with team members in a centralized digital environment. The system incorporates tools such as task management, customizable workflows, role-based access controls, and team communication features. Users are able to organize work through structured boards, track progress, and manage responsibilities across multiple projects and teams.

In addition, the platform includes analytics and intelligent features designed to assist users in optimizing productivity, identifying workflow inefficiencies, and improving overall project outcomes. These capabilities are intended to enhance decision-making and streamline operational processes. Jaovi is designed to be scalable and adaptable, allowing individuals, teams, and organizations of different sizes to customize the platform according to their specific operational needs. Further details regarding the functionality and features of our platform are provided in the sections below.

The Company’s revenues are expected to be derived primarily from subscription fees for access to enhanced features of the Jaovi software platform, as well as from fees associated with customized installations and licensing of the platform for organizational use. Jaovi is offered through a Software-as-a-Service (SaaS) model and is accessible under a freemium structure. Users may access core functionality of the platform at no cost, subject to certain limitations, such as the number of projects or access to advanced features. This approach is intended to promote user adoption and platform engagement. Users requiring expanded capabilities, additional features, or enterprise-level functionality may subscribe to paid plans or enter into customized agreements with the Company. Subscription plans may vary based on factors such as the number of users, level of access, features utilized, and the scale of operations.

In addition, the Company intends to generate revenue by offering customized software installations and licensing arrangements for businesses and organizations that require deployment of the platform within their own systems or infrastructure. These services may include configuration, integration, customization of workflows, and ongoing technical support tailored to the specific requirements of each client.

By combining a freemium access model with recurring subscription revenue and customized implementation and licensing services, the Company aims to establish a scalable and diversified revenue model aligned with the needs of both individual users and enterprise clients.

Our goal is to provide a comprehensive software platform that serves as a centralized hub for project management, team collaboration, and workflow optimization. Jaovi is designed to help users organize tasks, manage projects, and coordinate team activities within a unified and structured environment. The platform aims to improve productivity and operational efficiency by offering tools that enable users to track progress, assign responsibilities, and collaborate effectively across teams. By combining project management functionality with analytical insights, Jaovi seeks to support better decision-making and streamline business processes for a broad range of users and organizations.

We have purchased the software for US $52,000 (Fifty-Two Thousand United States Dollars. As of that date, there is no outstanding debt related to the acquisition of the software.

Prior to its acquisition by the Company, the software had not been commercially marketed, licensed, or made available to third-party customers and had not generated commercial revenue. The Company acquired the software as a completed software platform that serves as the foundation for the Company’s planned commercial operations.

As of the acquisition date, the software included the following core functionality:

▪	organizations and user management;
▪	role-based access controls and user permissions;
▪	project and task creation and management;
▪	Kanban workflow boards and task status management;
▪	team collaboration through task comments and notifications;
▪	analytics, reporting, and AI-assisted project insights.

The link for the Jaovi software: https://jaovi.com/

The platform acquired by the Company already included the core functionality described extensively in the following section “Our Software Platform”. As part of its ongoing product development strategy, the Company intends to continue enhancing the software through the addition of new features, including:

▪	advanced workflow automation tools to streamline repetitive tasks and improve operational efficiency;
▪	enhanced search and filtering capabilities to allow users to quickly locate tasks, projects, and relevant data;
▪	multilingual interface support to improve accessibility for users across different regions and language preferences;
▪	real-time collaboration tools and in-platform communication features;
▪	integrations with third-party applications such as communication tools, file storage services, and other productivity platforms;
▪	mobile application support to enable users to manage projects and collaborate on the go.

To support continued growth and competitiveness, we plan to regularly enhance and expand our platform through the introduction of new technologies and additional user-oriented features.

Looking ahead, as we establish traction in our initial markets, we plan to expand the availability of our platform into additional geographic regions and support a broader range of languages. Due in part to our headquarters in Costa Rica, we intend to prioritize expansion into Spanish-speaking markets, as well as selected European regions. Our long-term objective is to position Jaovi as a competitive and reliable platform for project management and team collaboration, while ensuring that the platform remains scalable, stable, and responsive to the evolving needs of our users and organizations.

Our Software Platform

Our company owns a cloud-based software platform known as “Jaovi”, available at https://jaovi.com/. The software is fully functional and accessible to users. We intend to continue expanding its capabilities by integrating additional user-focused features.

The platform developed using modern web technologies and cloud infrastructure designed to support scalability, security, and reliability. It is designed to help organizations, teams, and individual users manage projects, coordinate workflows, and collaborate efficiently in a centralized digital environment. Accessible through a standard web browser without requiring local software installation, Jaovi provides users with tools for planning, organizing, monitoring, and completing projects of varying size and complexity.

Organizations and User Management

The platform is built around the concept of organizations and projects. Users may create an organization within the platform and invite other users to join. To facilitate secure collaboration and effective team management, Jaovi incorporates a role-based access control system that enables organizations to assign responsibilities and permissions based on each user’s role.

Currently, the platform supports four primary user roles: Owner, Administrator, Manager, and Member. Each role is granted a specific set of permissions designed to align with its responsibilities within the organization.

The Owner possesses the highest level of authority and is responsible for overall organizational administration. Owners may modify organizational information, invite and remove members, assign roles, create and delete projects, manage project participants, create and assign tasks, and delete workflow boards. Owners also have the exclusive ability to delete the organization.

The Administrator role is intended for users who assist with organizational management. Administrators may modify organizational information, invite and remove members, assign user roles, create and delete projects, manage project participants, create and assign tasks, and administer workflow boards. Unlike Owners, Administrators do not have the ability to delete the organization.

The Manager role is designed for project-level leadership. Managers may invite members to projects, create projects, manage project participants, create and assign tasks, and administer workflow boards. However, Managers cannot modify organizational settings, remove members from the organization, assign roles, or delete projects.

The Member role is intended for general team participation. Members may create and manage tasks assigned to themselves and participate in project activities within the permissions granted to them. Members do not have administrative authority over organizational settings, projects, or user management functions.

This role-based structure is intended to promote accountability, maintain organizational security, and provide organizations with flexible control over access to projects, data, and platform functionality while supporting efficient collaboration across teams.

Workflow Boards and Task Management

Within each organization, users can create and manage multiple projects. Projects are organized through interactive workflow boards that allow teams to plan activities, assign responsibilities, and monitor project progress.

Key functionality of the platform includes:

▪	creation and management of organizations and teams;
▪	role-based user permissions and access controls;
▪	project creation and administration;
▪	task assignment and progress tracking;
▪	customizable workflow and project boards;
▪	task prioritization and status management;
▪	collaboration through comments and activity tracking;
▪	notifications and updates related to project activities;
▪	reporting and project monitoring tools;
▪	analytics designed to provide insight into project performance and team productivity.

Projects within Jaovi are managed through visual workflow boards based on the Kanban methodology. Kanban boards organize tasks into columns representing different stages of a workflow, such as planning, in progress, review, and completed. This visual approach enables team members to quickly understand the status of work, identify bottlenecks, and monitor project progress in real time.

Each task may contain information such as a title, description, assigned user, priority level, status, due dates, and comments. Tasks can be moved between workflow stages as work progresses, providing visibility into ongoing activities and helping teams coordinate responsibilities efficiently. The use of Kanban-style workflow boards is intended to improve transparency, accountability, and productivity by allowing team members and project managers to easily track workloads, monitor deadlines, and identify areas requiring additional attention. The visual nature of the system also helps organizations manage projects more effectively than traditional spreadsheet-based or email-based workflows.

Through the combination of role-based access controls, collaborative project management tools, Kanban-based workflow boards, task tracking, notifications, reporting capabilities, and analytical insights, Jaovi is designed to provide organizations with a centralized environment for managing projects and coordinating team activities. The platform seeks to improve visibility into ongoing work, enhance collaboration among team members, and support more efficient project execution across organizations of varying size and complexity.

Collaboration Features

Jaovi is designed to facilitate collaboration among team members by providing a centralized environment for communication, project coordination, and information sharing. Users can interact directly within individual tasks through comments and activity updates, allowing project-related discussions to occur in the context of the work being performed.

Team members may provide progress updates, discuss requirements, clarify responsibilities, and share project-related information without relying exclusively on external communication tools. By centralizing project discussions and task-related communications, the platform helps maintain a consistent record of project activities and decisions.

The platform also includes notification and activity-tracking features designed to keep users informed of project developments. Users may receive notifications regarding task assignments, status changes, comments, project updates, and other relevant activities. These features are intended to improve responsiveness, reduce communication delays, and enhance coordination among team members.

In addition, project managers and administrators can monitor project activity and team participation through activity logs and project updates, providing greater visibility into ongoing work and helping organizations maintain accountability across projects and teams.

Together, these collaboration features are intended to support effective communication, improve transparency, and enable teams to work more efficiently regardless of their physical location.

Analytics and AI-Assisted Features

The platform includes analytics and artificial intelligence-assisted functionality designed to help organizations evaluate project performance, monitor team activity, and improve operational efficiency.

Jaovi provides users with analytical dashboards that present project and organizational data through visual reports, charts, and performance indicators. These dashboards are designed to provide visibility into key project metrics, including task completion rates, project progress, workload distribution, time utilization, overdue tasks, and task priority allocation. By presenting information in a visual and centralized format, the platform enables users to monitor project health and identify trends that may affect performance.

The platform also includes reporting tools that allow organizations to evaluate team productivity, project velocity, workflow efficiency, and overall operational performance. These analytical capabilities are intended to assist managers and administrators in identifying potential issues before they negatively impact project outcomes.

The Company’s AI-assisted functionality utilizes commercially available third-party proprietary artificial intelligence models made available through application programming interfaces (APIs). The Company does not currently develop or train its own proprietary artificial intelligence models or utilize open-source large language models as part of the platform.

In addition to traditional analytics, Jaovi incorporates artificial intelligence-assisted features intended to generate insights from project and organizational data. These tools may analyze project activities, task completion patterns, workload distribution, and workflow behavior in order to identify trends and provide actionable recommendations.

To improve the quality and reliability of AI-generated outputs, the Company utilizes application-level controls, predefined prompts, structured project data inputs, business rules, and validation procedures designed to improve the consistency and relevance of AI-generated recommendations. AI-generated outputs are intended to assist users and should be reviewed by users before being relied upon in making business or operational decisions.

The platform’s AI-assisted functionality may help users identify workflow bottlenecks, recognize productivity trends, evaluate project risks, and assess overall team performance. The system may also generate recommendations intended to improve resource allocation, optimize workflows, and support project planning and decision-making.

As development continues, we intend to further expand our analytics and artificial intelligence capabilities through the introduction of additional forecasting tools, automated reporting, predictive analytics, workflow automation features, and other productivity-enhancing technologies designed to improve project management and organizational performance.

Scalability and Future Development

Jaovi is designed to be scalable and adaptable to a variety of industries, team structures, and organizational requirements. The platform may be used by individuals, small businesses, and larger organizations for project management, operational planning, team coordination, and workflow optimization.

We intend to continue maintaining, improving, and expanding the platform through the development of additional features, integrations, automation tools, analytical capabilities, and other technologies designed to enhance functionality and improve the user experience. Our objective is to provide a flexible and reliable solution that can evolve alongside the changing needs of our users and customers.

As part of our ongoing development efforts, we may introduce additional features and functionality, including:

▪	workflow automation tools designed to reduce manual and repetitive administrative tasks;
▪	recurring tasks and project templates to simplify project setup and management;
▪	expanded artificial intelligence capabilities for project forecasting, productivity analysis, and workflow recommendations;
▪	integrations with third-party productivity, communication, cloud storage, and customer relationship management platforms;
▪	time tracking and resource management tools;
▪	document management and file-sharing capabilities;
▪	enhanced notification and communication features;
▪	mobile applications for iOS and Android devices;
▪	multilingual interface support to improve accessibility across international markets.

We believe that continued investment in platform development, analytics, artificial intelligence, and integration capabilities will strengthen the value of our software and improve its ability to meet the evolving requirements of organizations operating in increasingly collaborative and technology-driven environments.

Market Overview

Jaovi operates in the project management software and digital collaboration tools market. This market has grown as organizations increasingly rely on cloud-based systems to coordinate work, manage remote or distributed teams, track tasks, and improve operational efficiency.

The global project management software market is expected to continue expanding. Mordor Intelligence estimates that the project management software systems market was valued at approximately $9.76 billion in 2025 and is expected to grow to $11.27 billion in 2026, reaching approximately $23.09 billion by 2031, representing a compound annual growth rate of 15.42% from 2026 to 2031. Other market research sources also indicate continued growth, with Zion Market Research estimating the global project management software market at $8.29 billion in 2024 and forecasting growth to $23.03 billion by 2034, at a CAGR of 10.76%.

We believe demand for project management and collaboration software is driven by several factors, including increased adoption of cloud-based software, the growth of remote and hybrid work arrangements, the need for improved workflow visibility, and the use of analytics and artificial intelligence to support operational decision-making. Online project management software is generally used to support planning, collaboration, task tracking, resource management, and real-time updates for teams working across locations.

Because our principal executive office is located in Costa Rica, we also consider the local and regional digital services environment relevant to our business development strategy. Costa Rica has developed a significant technology and business services sector, supported by a skilled workforce, established telecommunications infrastructure, and a growing digital economy. The country has attracted investment from numerous multinational technology and business services companies and has become an important location for software development, information technology services, and business process outsourcing activities within the Central American region. According to the International Trade Administration, Costa Rica’s information and communications technology sector remains one of the country’s most significant export industries and continues to attract investment from multinational technology companies.

Costa Rica’s digital economy is expected to benefit from continued growth in cloud computing, software development, business process outsourcing, and technology-enabled services. Industry reports indicate that spending on information technology services and enterprise software solutions in Latin America is projected to increase throughout the remainder of the decade as organizations continue digital transformation initiatives and adopt cloud-based business applications.

Costa Rica also maintains a high level of internet connectivity, which supports the adoption of cloud-based and browser-based software solutions. According to DataReportal’s Digital 2025 Costa Rica report, the country had approximately 4.76 million internet users at the beginning of 2025, representing an internet penetration rate of approximately 92.6% of the population. High internet adoption and increasing reliance on digital business tools may contribute to demand for software platforms focused on project management, collaboration, workflow automation, and productivity enhancement.

While reliable market data specifically measuring the Costa Rican project management software market is limited, we believe that continued investment in digital infrastructure, enterprise software adoption, cloud computing, and technology services throughout Costa Rica and Latin America may create opportunities for the adoption of project management and collaboration platforms such as Jaovi in the coming years.

While the Company does not intend to limit its business exclusively to Costa Rica, our location may support access to Spanish-speaking markets and selected international customers seeking software solutions for project management, collaboration, and workflow optimization. However, the market remains highly competitive, and there can be no assurance that Jaovi will be able to capture a significant share of the project management software market.

Competition

The market for project management, workflow management, and team collaboration software is highly competitive and characterized by rapid technological change, evolving customer requirements, and frequent introduction of new products and services.

We compete with a variety of software providers, ranging from large, established technology companies to smaller specialized software developers. Many of our competitors have substantially greater financial, technical, marketing, and operational resources than we do, as well as larger customer bases, greater brand recognition, and longer operating histories.

Our current and potential competitors include providers of project management and collaboration software such as Asana, Monday.com, Trello, ClickUp, Jira, Microsoft Planner, Notion, Basecamp, and other cloud-based productivity platforms. In addition, we may face competition from internally developed software solutions created by organizations for their own use.

Competition within the industry is based on numerous factors, including:

▪	product functionality and reliability;
▪	ease of use and user experience;
▪	pricing and subscription models;
▪	scalability and customization capabilities;
▪	integration with third-party applications and enterprise systems;
▪	customer support and service quality;
▪	security, privacy, and data protection features;
▪	analytics and reporting capabilities; and
▪	brand recognition and market presence.

Despite the competitive nature of the market, management believes there remains demand for flexible project management solutions that combine workflow management, team collaboration, role-based organizational controls, analytics, and customizable deployment options. We intend to compete by continuing to improve our platform and adapting our services to the needs of our target customers.

Potential Competitive Advantages

Management believes that Jaovi includes several characteristics that are intended to differentiate the platform from other project management and collaboration solutions.

Flexible Role-Based Access Control

Jaovi incorporates a flexible role-based access control system designed to support organizations with different operational structures and management requirements. The platform currently supports Owner, Administrator, Manager, and Member roles, enabling organizations to assign responsibilities and permissions based on each user’s function within the organization. This role structure is intended to provide organizations with greater administrative flexibility while helping maintain appropriate access controls, accountability, and security. By allowing different levels of authority for organizational management, project administration, and task execution, the platform is designed to support efficient collaboration while reducing the risk of unauthorized actions or unintended changes to organizational data.

Unified Project Management Platform

Jaovi is designed to provide organizations with a centralized environment for managing projects, workflows, tasks, team collaboration, and reporting. By integrating these functions into a single platform, the Company intends to reduce the need for organizations to utilize multiple software applications for project coordination, communication, and operational management. Management believes that providing a unified workspace may improve information accessibility, simplify project oversight, and enable teams to coordinate activities more efficiently by reducing the need to switch between separate software solutions.

Customizable Workflow Management

Jaovi utilizes customizable workflow boards based on the Kanban methodology to help organizations organize and manage projects in a visual and intuitive manner. Projects can be tailored to reflect an organization’s internal workflows by defining workflow stages that correspond to its operational processes. The visual workflow structure enables users to monitor project status, track task progression, identify workflow bottlenecks, and coordinate responsibilities in real time. Management believes that providing customizable workflow boards may improve project visibility, enhance collaboration among team members, and allow organizations to adapt the platform to their existing business processes rather than modifying their workflows to fit the software.

Analytics and AI-Assisted Functionality

Jaovi incorporates analytics and artificial intelligence-assisted functionality designed to help organizations evaluate project performance, monitor team activity, and support operational decision-making. By analyzing project and organizational data, the platform is intended to provide users with meaningful insights into project progress, workload distribution, productivity trends, workflow efficiency, and potential project risks. The Company believes that integrating analytics and AI-assisted functionality into the project management platform may help organizations identify operational inefficiencies, allocate resources more effectively, and make more informed project planning decisions without relying solely on manual analysis or separate analytical tools.

Enterprise Customization Capabilities

In addition to subscription-based access, the Company intends to offer implementation, customization, integration, and deployment services tailored to the operational requirements of individual organizations. Customers may require customized workflows, user permissions, security configurations, reporting capabilities, or integration with existing business systems that differ from the standard platform configuration. The Company believes that offering implementation and customization services may provide organizations with greater flexibility by allowing the platform to be adapted to their existing operational processes and technical environments. This approach is intended to support organizations with varying business requirements and facilitate the adoption of the platform without requiring customers to significantly modify their established workflows.

Personalized Implementation and Customer Support

The Company intends to work directly with customers throughout the implementation, configuration, and onboarding process to facilitate the deployment of the platform within each customer’s operational environment. Depending on the customer’s requirements, implementation services may include platform configuration, workflow customization, user setup, integration assistance, and technical support during the initial deployment process. The Company believes that providing personalized implementation and customer support may assist organizations in configuring the platform to meet their operational requirements and help facilitate a smoother transition to the Jaovi platform.

Flexible Subscription Model

Rather than offering a single standardized pricing structure, the Company intends to provide subscription arrangements tailored to the specific requirements of each customer. Subscription pricing may vary based on factors such as the number of organizations, project volume, user requirements, implementation services, support levels, integrations, and other customer-specific needs. The Company believes that this flexible subscription model may enable it to accommodate organizations of different sizes and operational requirements by allowing customers to select a solution that aligns with their intended use of the platform, rather than requiring them to purchase predefined service packages that may include unnecessary features or capacity.

Freemium Access Model

The platform is accessible through a freemium model that allows users to utilize core functionality without charge, subject to certain usage limitations. This approach enables prospective users to evaluate the platform’s core features and functionality before committing to a paid subscription. The Company believes that providing a freemium access model may increase platform visibility, allow users to become familiar with the platform’s capabilities, and provide an opportunity for users to upgrade to paid subscription plans as their organizational requirements expand or additional functionality is needed.

The Company believes these characteristics may differentiate the Jaovi platform from other project management and collaboration solutions. However, because the Company is in the development stage and has not yet commenced commercial operations, there can be no assurance that these characteristics will result in market acceptance, customer acquisition, or a sustainable competitive advantage.

Revenue Model

Jaovi operates under a hybrid revenue model consisting of subscription services and customized enterprise solutions.

The platform is available under a freemium model, which allows users to access core project management and collaboration features without charge. Free users may create organizations, manage a limited number of projects, utilize Kanban boards, collaborate with team members, receive notifications, and access certain analytical functionality.

Organizations requiring expanded functionality may subscribe to enterprise plans that provide access to additional features and services, including unlimited organizations, expanded project capacity, dedicated customer support, custom integrations, enhanced security controls, audit logging capabilities, and other enterprise-oriented functionality.

The Company intends to serve a variety of customer segments, including:

Customer Segment	Typical Use Case
Small Businesses	Project coordination, task management, and team collaboration
Professional Service Firms	Internal workflow management and client project tracking
Technology Companies	Software development planning and team coordination
Consulting Organizations	Resource allocation and project monitoring
Educational Institutions	Team collaboration and project-based learning activities
Medium-Sized Enterprises	Departmental project management and operational planning

Enterprise subscription pricing is determined on a customized basis depending on the customer’s requirements, including:

▪	the number of organizations,
▪	project volume,
▪	desired integrations,
▪	support requirements,
▪	and implementation complexity.

Subscription plans currently begin at approximately $600 per month, with pricing increasing based on the scope of services provided.

In addition to subscription revenue, the Company intends to generate revenue from:

▪	customized implementation,
▪	integration,
▪	and licensing services.

Certain customers may require deployment of the platform within their existing business environments, including integration with:

▪	internal systems,
▪	databases,
▪	communication tools,
▪	or third-party applications.

For such engagements, the Company currently expects to charge a one-time implementation fee beginning at approximately $1,200, in addition to the applicable monthly subscription fee. Depending on the complexity of the customer’s requirements, additional fees may apply for customization, integration, training, technical support, or other professional services. Pricing for these services will be determined on a case-by-case basis.

For customers requiring dedicated deployments or customized installations, the Company may also enter into software licensing arrangements that grant access to the platform under negotiated commercial terms. Such arrangements may include implementation fees, recurring maintenance fees, support services, and additional customization work.

Management believes that the combination of recurring subscription revenue, enterprise licensing opportunities, and professional implementation services provides a scalable business model capable of supporting long-term growth while serving organizations with varying operational requirements.

Marketing

Our marketing strategy is focused on increasing awareness of the Jaovi platform, attracting new users, converting users into paying customers, and establishing long-term relationships with organizations that require project management and collaboration solutions.

We intend to market our platform through a combination of digital marketing activities, direct sales efforts, strategic partnerships, and customer referrals. Our objective is to increase platform adoption among businesses, professional service providers, technology companies, consulting firms, educational institutions, and other organizations that require project management and workflow management capabilities.

Our planned marketing activities include:

▪	search engine optimization (SEO) designed to improve the visibility of our website and platform in online search results;
▪	content marketing through articles, guides, tutorials, case studies, and other educational materials related to project management and productivity;
▪	social media marketing across professional and business-oriented platforms;
▪	digital advertising campaigns targeting prospective customers and organizations;
▪	email marketing and lead nurturing campaigns;
▪	direct outreach to prospective business customers and enterprise users;
▪	referral and customer recommendation programs; and
▪	participation in industry events, networking opportunities, and technology-related conferences when appropriate.

Because the platform is offered under a freemium model, management believes that allowing users to access core functionality without charge may facilitate customer acquisition and increase familiarity with the platform. We intend to encourage users to upgrade to paid subscription plans as their project management and collaboration requirements expand.

In addition to digital marketing efforts, we intend to pursue direct relationships with organizations that may benefit from customized implementation, integration, and licensing services. These enterprise customers may require dedicated onboarding, configuration, training, and ongoing support, which may create opportunities for recurring subscription revenue and additional professional service engagements.

As the Company grows, management intends to evaluate and adjust its marketing activities based on customer acquisition costs, conversion rates, market conditions, and the overall effectiveness of its marketing initiatives.

The effectiveness of our marketing activities will depend in part on the financial and operational resources available to the Company. As a result, the scope and timing of certain marketing initiatives may vary as the Company develops and additional capital becomes available.

Offices

Our business office is located at Coopemangle Los Delfines Casa 94, Puerto Cortes de Osa, Puntarenas, 60504, Costa Rica and our phone number is +1 (307) 655-6510. The office was provided by our sole officer and president Mr. Oviedo Mora for free use, without any payment.

Bankruptcy or similar proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

Patents and trademark

Currently, we do not own, either legally or beneficially, any patents or trademarks.

Contracts

We have no employees other than our sole officer and director, Jorge Alberto Oviedo Mora. As of May 1, 2026, we have executed a Consulting Agreement with our sole officer and director Jorge Alberto Oviedo Mora.

Government regulations

As a provider of cloud-based project management and collaboration software, Jaovi Inc. is subject to various laws and regulations that may affect its operations, including U.S. federal and state securities laws, corporate governance requirements, data protection and privacy laws, intellectual property laws, consumer protection regulations, and other laws applicable to software and technology businesses.

Because the Company is incorporated in the State of Wyoming and intends to become a reporting company under the Securities Exchange Act of 1934, we will be required to comply with applicable rules and regulations of the Securities and Exchange Commission (“SEC”), as well as other applicable regulatory requirements governing public companies.

In addition, because our principal executive office is located in Costa Rica, we may be subject to laws and regulations applicable to businesses operating within Costa Rica, including those relating to taxation, employment, data protection, electronic communications, and commercial activities. As the Company expands its operations or customer base into additional jurisdictions, we may become subject to additional regulatory requirements in those jurisdictions.

Management believes that the current regulatory environment does not impose any material restrictions on the operation of our business. However, laws and regulations relating to technology services, cybersecurity, data privacy, artificial intelligence, and public company reporting obligations continue to evolve. We intend to monitor regulatory developments and take such actions as we believe are necessary to maintain compliance with applicable laws and regulations.

LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2026, our total assets were $58,140. Total assets were comprised of $8,741 in current assets and $49,399 in intangible assets.

As of August 31, 2026, our current liabilities were $82,711 and Stockholders’ deficit was $24,571.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended August 31, 2026 net cash flows used in operating activities was negative $2,418.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended August 31, 2026 we have generated $0 in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended August 31, 2026 net cash flows used in financing activities was $9,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

We are a development stage corporation with limited operations and limited revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds. To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully attract customers or generate sufficient revenues, we may quickly use the proceeds from this offering and will need to obtain additional financing.

To provide additional financial flexibility, Mr. Jorge Alberto Oviedo Mora, our sole officer and director, has entered into a written Loan Agreement with the Company pursuant to which he may provide loans to the Company from time to time to support its business operations, software development activities, working capital needs, public company reporting expenses, and implementation of its business plan. The Loan Agreement does not provide for a predetermined maximum loan amount, and any future loan advances are subject to mutual agreement between the parties. If additional funding is required beyond the proceeds of this offering and any loans that may be provided under the Loan Agreement, we may seek additional financing through equity offerings, debt financing, strategic investments, or other available sources of capital. There can be no assurance that such financing will be available on acceptable terms, or at all.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2026.

Jaovi Inc., Registrant

By:	/s/ Jorge Alberto Oviedo Mora
Jorge Alberto Oviedo Mora, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: September 15, 2026	By:	/s/ Jorge Alberto Oviedo Mora
Jorge Alberto Oviedo Mora, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

